Form 10-K/A
period 1999-12-31
MELLON RESIDENTIAL FUNDING COR MOR PAS THR TR SER 1999-TBC3
filed 2001-04-19
CIK 1095709

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


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


c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Mellon Residential Funding Corporation Mortgage Pass-Through Certificates Series 1999-BC3 established pursuant to the Pooling and Servicing Agreement among Mellon Residential Funding Corporation as Depositor, Boston Safe Deposit and Trust Company as Seller and Master Servicer, Mellon Bank, N.A. as Standby Purchaser, and Wells Fargo Bank Minnesota, National Association, as Trustee, pursuant to which the Mellon Residential Funding Corporation Mortgage Pass-Through Certificates Series 1999-BC3 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                       a) Dovenmuehle Mortgage Co. <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                       a) Dovenmuehle Mortgage Co. <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                       a) Dovenmuehle Mortgage Co. <F1>

              (99.4) Aggregate Statement of Principal and
                      Interest Distributions to Certificate
                      Holders. <F2>

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

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Mellon Residential Funding Corporation
Mortgage Pass-Through Certificates Series 1999-BC3

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps, Vice president
By:  /s/  Sherri Sharps, Vice president

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                      a) Dovenmuehle Mortgage Co. <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                      a) Dovenmuehle Mortgage Co. <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                      a) Dovenmuehle Mortgage Co. <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.